Form 10-Q
period 2009-06-30
Hartman & Associates, Inc.
filed 2010-03-31
CIK 1462360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009.
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

Yes ☐   No ☒

As of June 30, 2009, there were 10,000 shares outstanding of the registrant’s common stock.

———————

PART I - FINANCIAL INFORMATION

Hartman & Associates, Inc.
Balance Sheet
As of June 30, 2009
(UNAUDITED)

June 2009

ASSETS
Current Assets
Checking/Savings
100

Total Checking/Savings	100
Total Current Assets	100

TOTAL ASSETS	100

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities	0

Total Liabilities	0

Stockholders’ Equity
Common Stock	100
Additional paid-in capital	0
Retained Earnings	0

Total Stockholders’ Equity	100

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	100

3

Hartman & Associates, Inc.
Statement of Operations
For the Three and Nine Months Ended June 30, 2009
(UNAUDITED)

	3 Months Ended June 2009	6 Months Ended June 2009

Ordinary Income/Expense
Expense	0	0

Total Expense	0	0

Net Ordinary Income	0	0

Net Income	0	0

4

Hartman & Associates, Inc.
Statement of Cash Flows
For the Six Months Ended June 30, 2009
(UNAUDITED)

Six Months Ended
June 2009

OPERATING ACTIVITIES
Net Income	0
Adjustments to reconcile Net Income
To net cash provided by operations:

Net cash provided by Operating Activities	0

FINANCING ACTIVITIES
Issuance of common stock	100

Net cash provided by Financing Activities	100

Net cash increase for period	100

Cash at beginning of period	100

Cash at end of period	100

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended June 30, 2009, the Company did not have potentially dilative shares issued or outstanding.

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

3.  Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On March 1, 2009, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. At June 30, 2009, the Company had 100,000 shares of common stock issued and outstanding. The Company had no shares issued and outstanding at December 31, 2008.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Hartman & Associates, Inc. (the "Company") was originally incorporated on February 11, 2009 under the laws of the State of Nevada.  The  Company  was  initially formed  as a  "blank  check"  entity  for  the  purpose  of  seeking a merger, acquisition or other business  combination  transaction  with a privately  owned entity seeking to become a publicly-owned entity.

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

Item 4 .  Controls and Procedures.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Hartman & Associates, Inc.

Date: March 26, 2010	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer