Form 10-Q
period 2009-09-30
Hartman & Associates, Inc.
filed 2010-03-31
CIK 1462360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009.
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

———————

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ¨ No ¨

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

Yes o    No ☒

As of September 30, 2009, there were 10,000 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Hartman & Associates, Inc.
Balance Sheet
As of September 30, 2009
(UNAUDITED)

September 2009

ASSETS
Current Assets
Checking/Savings
100.00

Total Checking/Savings	100.00
Total Current Assets	100.00

TOTAL ASSETS	100.00

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities	0.00

Total Liabilities	0.00

Stockholders’ Equity
Common Stock Additional paid-in capital	100.00 0
Retained Earnings	0.00

Total Stockholders’ Equity	100.00

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	100.00

3

Hartman & Associates, Inc.
Statement of Operations
For the Three and Nine Months Ended September 30, 2009
(UNAUDITED)

	3 Months Ended September 2009	9 Months Ended September 2009

Ordinary Income/Expense
Expense	0.00	0.00

Total Expense	0.00	0.00

Net Ordinary Income	0.00	0.00

Net Income	0.00	0.00

4

Hartman & Associates, Inc.
Statement of Cash Flows
For the Quarter Ended September 30, 2009
(UNAUDITED)

Nine Months Ended September 2009

OPERATING ACTIVITIES
Net Income	0.00
Adjustments to reconcile Net Income
To net cash provided by operations:	0.00

Net cash provided by Operating Activities	0.00

FINANCING ACTIVITIES
Issuance of common stock	100.00

Net cash provided by Financing Activities	100.00

Net cash increase for period	100.00

Cash at beginning of period	0.00

Cash at end of period	100.00

5

1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Hartman & Associates,Inc., a Nevada corporation, was formed on February 12, 2009. The Company is currently seeking registration of its common stock in accordance with the Securities Exchange Act of 1934. The Company currently has no operations or significant cash flows.

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended September 30, 2009, the Company did not have potentially dilative shares issued or outstanding.

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

3. Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On February 24, 2009, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. At September 30, 2009, the Company had 100,000 shares of common stock issued and outstanding. The Company had no shares issued and outstanding at December 31, 2008.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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