Form 10-Q
period 2010-03-31
Hartman & Associates, Inc.
filed 2010-05-14
CIK 1462360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2010.
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

——————

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer ☐

 Non-accelerated filer ☐                                                                                                  Smaller reporting company ☒

(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2010: 100,000 shares of common stock

PART I - FINANCIAL INFORMATION

Hartman & Associates, Inc.
Balance Sheet
As of March 31, 2010

	March 31, 2010 Unaudited	December 31, 2009 Audited

ASSETS

Cash and Cash Equivalents	$100	$100

Total Current Assets	$100	$100

TOTAL ASSETS	$100	$100

LIABILITIES
Borrow from Shareholders	425	-

Total Liabilities	425	-

Equity
Common Stock; par value $.001; 35,000,000 Shares authorized; 100,000 shares Issued and outstanding Additional paid-in capital	100	100
Retained Earnings	-	-

Total Stockholders’ Equity	(325)	100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100	$100

The accompanying notes are an integral part of these financial statements

3

Hartman & Associates, Inc.
Profit & Loss
For the Quarter Ended March 31, 2010
(UNAUDITED)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Ordinary Income/Expense

Expense	425	-

Total Expense	425	-

Net Ordinary Income	(425)	-

Net Income	(425	-

The accompanying notes are an integral part of these financial statements

4

Hartman & Associates, Inc.
Statement of Cash Flows
For the Quarter Ended March 31, 2010

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

OPERATING ACTIVITIES

Net Income	$(450)	$-
Adjustments to reconcile Net Income
To net cash provided by operations:	-	-

Net cash provided by Operating Activities	(450)	-

FINANCING ACTIVITIES

Borrow from Shareholder	450	-
Issuance of common stock	-	100

Net cash provided by Financing Activities	450	100

Net cash increase for period	-	100

Cash at beginning of period	100	-

Cash at end of period	100	100

The accompanying notes are an integral part of these financial statements

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended March 31, 2010 and 2009, the Company did not have potentially dilative shares issued or outstanding.

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

3. Common Stock

The Company is authorized to issue up to 35,000,000 shares of its common stock, par value $0.001 per share. On February 24, 2009, the Company issued 100,000 common shares to Belmont Partners, LLC at $0.001 per share, or $100. At March 31, 2010, the Company had 100,000 shares of common stock issued and outstanding.

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

                    None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2010, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Hartman & Associates, Inc.

Date: May 13, 2010	By:	/s/ Joseph Meuse
Joseph Meuse
Chief Executive Officer Chief Financial Officer